Form 10QSB
period 2008-06-30
Stalar 4, Inc.
filed 2008-08-08
CIK 1419982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

At June 30, 2008, 2,000,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STALAR 4, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                        THREE MONTHS ENDED JUNE 30, 2008


                                                                            Page
                                                                             No.
                                                                            ----


FINANCIAL STATEMENTS (Unaudited)

   Balance Sheet as of June 30, 2008                                           3

   Statements of Operations
     For the three months ended June 30, 2008 and for the period
     November 13, 2007  (inception) to June 30, 2008                           4

   Statements of Cash Flows
     For the three months ended June 30, 2008 and for the period
     November 13, 2007  (inception) to June 30, 2008                           5

   Statements of Changes in Stockholder's Deficit
     For the period November 13, 2007  (inception) to June 30, 2008            6

   Notes to Financial Statements                                             7-8

                                 STALAR 4, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 2008
                                   (Unaudited)


ASSETS
Current assets
  Cash                                                                 $   542
                                                                       =======

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
   Accounts payable and accrued expenses                               $    --
                                                                       -------

      Total current liabilities                                             --

Loan payable - Officer                                                   9,277
                                                                       -------

      Total liabilities                                                  9,277
                                                                       -------

Stockholder's deficit
   Preferred stock - $0.0001 par value;
    25,000,000 shares authorized; none issued or outstanding                --
   Common stock - $0.0001 par value; 75,000,000 shares authorized;
    2,000,000 issued and outstanding                                       200
   Additional paid-in capital                                               --
   Deficit accumulated during the development stage                     (8,935)


      Total stockholder's deficit                                       (8,735)
                                                                       -------

                                                                       $   542
                                                                       -------

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 STALAR 4, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            THREE MONTHS       NOVEMBER 13, 2007
                                               ENDED            (Inception) to
                                            JUNE 30, 2008       JUNE 30, 2008
                                            -------------      ----------------

Revenues                                    $        --          $        --
                                            -----------          -----------

General and administrative expenses
   Professional fees                              2,500                5,000
   Organization costs                             1,140                3,453
   Sundry                                           220                  482
                                            -----------          -----------
                                                  3,860                8,935

Net loss                                    $    (3,860)         $    (8,935)
                                            ===========          ===========

Loss per share:
   Loss per share                           $    (0.002)         $    (0.004)
                                            ===========          ===========

   Weighted average shares outstanding        2,000,000            2,000,000
                                            -----------          -----------

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 STALAR 4, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              THREE MONTHS     NOVEMBER 13, 2007
                                                 ENDED          (Inception) to
                                             JUNE 30, 2008      JUNE 30, 2008
                                             -------------     -----------------
Cash flows from operating activities:
   Net loss                                     $(3,860)           $(8,935)
                                                -------            -------

Net cash used in operating activities            (3,860)            (8,935)
                                                -------            -------

Cash flows from financing activities:
   Proceeds from issuance of common stock            --                200
   Loans from Officer                             3,875              9,277
                                                -------            -------

Net cash provided by financing activities         3,875              9,477
                                                -------            -------

Net increase in cash                                 15                542

Cash, beginning of period                           527                 --
                                                -------            -------

Cash, end of period                             $   542            $   542
                                                -------            -------

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 STALAR 4, INC.
                          (A Development Stage Company)

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                   (Unaudited)


                                                                                                 Deficit
                                                                                               Accumulated
                                                                                Additional       During
                                                                                 Paid-in       Development
                                                    Shares        Amount         Capital          Stage         Total
                                                   ---------     ---------     -----------     ---------      ---------

Shares issued at inception, November 13, 2007             --     $      --     $        --     $      --      $      --

Shares issued for cash, at par $.0001              2,000,000           200              --            --            200

Net loss for the period                                   --            --              --        (8,935)        (8,935)
                                                   ---------     ---------     -----------     ---------      ---------

Balance, June 30, 2008                             2,000,000     $     200     $        --     $  (8,935)     $  (8,735)
                                                   =========     =========     ===========     =========      =========

              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 STALAR 4, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (Unaudited)


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2008 and for the three months then ended have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period November 13, 2007 (inception), to November 30, 2007 as disclosed in the Company's Form 10-SB, as it may be amended, for that period as filed with the SEC .

The results of the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the period ending November 13, 2007 (inception), to September 30, 2008, the Company's fiscal year end.

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

                                 STALAR 4, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (Unaudited)

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


NOTE C - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company's management securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


NOTE D - RELATED PARTY TRANSACTIONS

In November 2007, the Company issued 2,000,000 shares of common stock to its sole officer and director for total proceeds of $200. In addition, the officer has advanced funds to the Company, which funds are anticipated to be converted into fully paid and non-assessable shares of capital stock of the Company.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-KSB and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2008, nor for the period November 13, 2007 (inception) to June 30, 2008 and has no operations as of the date of this filing. General and administrative expenses were $3,860 for the three months ended June 30, 2008, and were $8,935 for the period November 13, 2007 (inception) to June 30, 2008. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $3,860 for the third fiscal quarter, and a net loss of $8,935 for the period November 13, 2007 (inception) to June 30, 2008.

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

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year ended June 30, 2008, or subsequent period through the date hereof, which was not so reported.

(b) Our board of directors has not established an audit committee or a nominating committee. In addition, we do not have any other compensation, executive or similar committees. We will not, in all likelihood, establish an audit or a nominating committee until such time as the Company is no longer a "shell" company of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

                                  STALAR 4, INC.

Date:  August 7, 2008             By: /s/ Steven R. Fox
                                      --------------------------------------
                                      Steven R. Fox, President and Director