Form 10-Q
period 2010-06-30
Stalar 4, Inc.
filed 2010-08-13
CIK 1419982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

At August 13, 2010, 2,022,500 shares of the Registrant’s Common Stock and no shares of the Registrant’s Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 4, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

Page No.
INTERIM FINANCIAL STATEMENTS (Unaudited)

Interim Balance Sheets

June 30, 2010 and September 30, 2009	3

Interim Statements of Operations For the nine months ended June 30, 2010 and 2009 For the period November 13, 2007 (inception) to June 30, 2010	4 4
For the three months ended June 30, 2010 and 2009	5

Interim Statements of Cash Flows For the nine months ended June 30, 2010 and 2009 For the period November 13, 2007 (inception) to June 30, 2010	6 6

Interim Statement of Changes in Stockholder’s Deficit For the period November 13, 2007 (inception) to June 30, 2010	7

Notes to Interim Financial Statements	8-9

STALAR 4, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$—	$108

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,750	$10,647
Loan payable - Officer	—	22,221
Due to Parent	12,373	—

Total current liabilities	16,123	32,868

Stockholder’s deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,022,500 issued and outstanding	202	202
Additional paid-in capital	25,031	898
Deficit accumulated during the development stage	(41,356)	(33,860)

Total stockholder’s deficit	(16,123)	(32,760)

	$—	$108

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 4, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009	November 13, 2007 (Inception) to June 30, 2010
Revenues	$—	$—	$—

General and administrative expenses
Professional fees	7,097	9,876	35,443
Organization costs	—	—	3,453
Interest expense	141	—	887
Sundry	258	833	1,573

	7,496	10,709	41,356

Net loss	$(7,496)	$(10,709)	$(41,356)

Loss per common share:
basic and diluted	$(0.004)	$(0.005)

Weighted average number of common shares outstanding, basic and diluted	2,022,500	2,013,681

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 4, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues	$—	$—

General and administrative expenses
Professional fees	1,500	5,375
Sundry	—	771

	1,500	6,146

Net loss	$(1,500)	$(6,146)

Loss per common share:
basic and diluted	$(0.001)	$(0.003)

Weighted average number of common shares outstanding, basic and diluted	2,022,500	2,022,500

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 4, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009	November 13, 2007 (Inception) to June 30, 2010
Cash flows from operating activities:
Net loss	$(7,496)	$(10,709)	$(41,356)
(Decrease) increase in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	(6,010)	(369)	4,637

Net cash used in operating activities	(13,506)	(11,078)	(36,719)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	900	1,100
Loans payable - Officer	1,025	10,444	23,246
Due to Parent	12,373	—	12,373

Net cash provided by financing activities	13,398	11,344	36,719

Net (decrease) increase in cash	(108)	266	—
Cash, beginning of period	108	542	—

Cash, end of period	$—	$808	$—

Supplemental cash flow information:
Non-cash investing and financing activities:
Officer’s loan contributed to capital	$24,133	$—	$24,133

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 4, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—
Shares issued for cash, at par $.0001	2,000,000	200	—	—	200
Net loss for the period	—	—	—	(12,304)	(12,304)

Balance, September 30, 2008	2,000,000	200	—	(12,304)	(12,104)
Shares issued for cash, at $.04 per share	22,500	2	898	—	900
Net loss for the year	—	—	—	(21,556)	(21,556)

Balance, September 30, 2009	2,022,500	202	898	(33,860)	(32,760)
Officer’s loan contributed to capital	—	—	24,133	—	24,133
Net loss for the period	—	—	—	(7,496)	(7,496)

Balance, June 30, 2010	2,022,500	$202	$25,031	$(41,356)	$(16,123)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 4, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2010 and for the three month and nine month periods ending June 30, 2010 and 2009 and the period November 13, 2007 (inception) to June 30, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), including Form 10-Q and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2009 and for the period November 13, 2007 (inception) to September 30, 2009 as disclosed in the Company’s 10-K for that period as filed with the SEC.

The results of the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010, the Company’s fiscal year end.

STALAR 4, Inc. (“the Company”) was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting “public” company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities; however, it has not entered into any letter of intent to date.

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

Loss Per Share

The Company uses Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, which was primarily codified into Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company does not have any common stock equivalents.

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company, however, has no assets and working capital and lacks a sufficient source of revenues, which creates uncertainty about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to discharge its liabilities is dependent upon the Company’s management securing a business combination. The Company’s sole shareholder (Parent) intends to fund working capital requirements for the foreseeable future and believes that the current business plan, if successfully implemented, may provide the opportunity for the Company to continue as a going concern. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D – RELATED PARTY BALANCES AND TRANSACTIONS

Due to Parent

The Company has received cash advances from the Parent to help fund the Company’s operations. The advances are non-interest bearing and are due on demand.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2010, nor for the period November 13, 2007 (inception) to June 30, 2010, and has no operations as of the date of this filing.

General and administrative expenses were $1,500 and $6,146 for the three months ended June 30, 2010 and 2009, respectively. General and administrative expenses were $7,496 and $10,709 for the nine month period ended June 30, 2010 and 2009, respectively, compared to $41,356 for the period November 13, 2007 (inception) to June 30, 2010. General and administrative expenses consist primarily of professional fees, organizational costs and interest expense. We had a net loss of $1,500 and $6,146 for the three months ended June 30, 2010 and 2009, respectively, and a net loss of $7,496 and $10,709 for the nine months ended June 30, 2010 and 2009, respectively, compared to a net loss of $41,356 for the period November 13, 2007 (inception) to June 30, 2010.

Off-balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (“Evaluation Date”), our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our principal executive officer and principal financial officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year ended June 30, 2010, or subsequent period through the date hereof, which was not so reported.

(b) Our board of directors has not established an audit committee or a nominating committee. In addition, we do not have any other compensation, executive or similar committees. We will not, in all likelihood, establish an audit or a nominating committee until such time as the Company is no longer a “shell” company, of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

STALAR 4, INC.

Date: August 13, 2010	By:	/s/ Bruce Wendel
Bruce Wendel, President, CFO and Director