Form 10-K
period 2010-09-30
Stalar 4, Inc.
filed 2010-12-17
CIK 1419982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

Or

☐	Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52974

Commission file number

Stalar 4, Inc.

(Name of Small Business Issuer in its charter)

Delaware	26-1402673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11755 Wilshire Blvd., Suite 2000 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 883-1300

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☒  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

State issuer’s revenues for its most recent fiscal year. The Company had no revenues during its fiscal year ending September 30, 2010.

As of December 17, 2010, 2,022,500 shares of the Registrant’s Common Stock and no shares of the Registrant’s Preferred Stock were issued and outstanding.

STALAR 4, INC.

Form 10-K

Report for the Fiscal Year Ended September 30, 2010

PART I

ITEM 1.	BUSINESS.

Stalar 4, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on November 13, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made numerous efforts to date to identify a possible business combination. The Company has conducted negotiations regarding a target business, but has not entered into a letter of intent. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

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

ITEM 1A.	RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.	PROPERTY.

The Company neither rents nor owns any property. The Company utilizes the office space and equipment of Abraxis at no cost. Management estimates such amounts to be immaterial.

ITEM 3.	LEGAL PROCEEDINGS.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of September 30, 2010, there was one holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2010.

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

On November 13, 2007, the Company sold 2,000,000 shares of its Common Stock to Dr. Steven R. Fox for total proceeds of $200. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes thereto. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended September 30, 2010, nor for the period November 13, 2007 (inception) to September 30, 2010 and has no operations as of the date of this filing.

Results of Operations, Liquidity and Capital Resources

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 13, 2007 (Inception) to September 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholder or other investors.

General and administrative expenses were $12,796 for the fiscal year ended September 30, 2010 compared to $21,556 for the fiscal year ended September 30, 2009, and $46,656 for the period November 13, 2007 (inception) to September 30, 2010. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $12,796 and $21,556 for the years ended September 30, 2010 and 2009, respectively, compared to a net loss of $46,656 for the period November 13, 2007 (inception) to September 30, 2010.

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

Going Concern

We financed our activities from inception to December 9, 2009 from loans from Dr. Steven R. Fox, a former majority stockholder, officer and director. Subsequent to December 9, 2009, we have financed our activities with advances from Abraxis, our sole shareholder (Parent). We believe we will be able to meet current and future costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our shareholder or other investors.

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

As of the end of the fiscal period covered by this report (“Evaluation Date”), our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our principal executive officer and principal financial officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the Company’s principal operating officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or that could significantly affect these controls subsequent to the date of the evaluation of those controls by the principal executive officer and principal financial officer.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of the date of this report, the sole Director and sole officer of the Company is as follows:

Name	Age	Position
Bruce Wendel	57	Director, CEO/President, CFO, Secretary

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Mr. Wendel is the Chief Executive Office of Abraxis BioScience, Inc. Prior to his appointment as Chief Executive Officer, Mr. Wendel served as the Executive Vice President of Corporate Operations and Development for Abraxis since November 2007 when Abraxis separated from a company formally known as Abraxis BioScience, Inc. (which changed its name to APP Pharmaceuticals in connection with the separation) (“Old Abraxis”). Mr. Wendel previously served as Executive Vice President of Corporate Development at Old Abraxis from March 2006 to the date of the separation. Mr. Wendel joined American Pharmaceutical Partners, Inc. (“APP”) in 2004 as Vice President of Corporate Development. He began his 14 years with Bristol-Myers Squibb as in-house counsel before shifting to business and corporate development. Before joining APP, he served as vice president, business development and licensing for IVAX Corporation. Previously, Mr. Wendel served in the legal departments of Playtex and Combe. He earned a juris doctorate degree from Georgetown University Law School where he was an editor of Law & Policy in International Business, and a B.S. from Cornell University. Mr. Wendel is also a director of Abraxis BioScience, Inc. and Stalar 3, Inc, a Delaware corporation.

Since Mr. Wendel is the sole executive officer and director of the Company, no “family relationship,” as that term is defined in Item 401(d) of Regulation S-K, exists with respect to the Company’s directors or executive officers.

The sole Director and sole officer of the Company for the reported periods prior to December 9, 2009, was as follows:

Name	Age	Position
Steven R. Fox	57	Director, CEO/President, CFO, Secretary

Dr. Fox is a practicing dentist in New York City. He is a former faculty member of the Harvard School of Dental Medicine and a former officer of Harvard. In 1999, Dr. Fox received the Medal of Freedom from the Republican Members of the United States Senate. Since the Company’s inception and up to December 9, 2009, Dr. Fox served as the Company’s CEO/President, CFO, Secretary and sole Director.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended September 30, 2010 and written representations that no other reports were required, the Company believes that no person, who at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended September 30, 2010 and September 30, 2009.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Wendel
Director, CEO/President,	2010	0	0	0	0	0	0	0	0
CFO, Secretary
Steven R. Fox
Director, CEO/President,	2010	0	0	0	0	0	0	0	0
CFO, Secretary	2009	0	0	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

The Company’s President, Secretary and sole Director has not received any cash remuneration since inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a Director in such capacity. The Company’s sole officer and Director intends to devote a limited amount of time to our affairs.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of September 30, 2010 and September 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Bruce Wendel	—	—	—	—	—	—	—	—	—
Steven R. Fox	—	—	—	—	—	—	—	—	—

Compensation of Directors

The table below summarizes all compensation of our directors as of September 30, 2010 and September 30, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce Wendel	—	—	—	—	—	—	—
Steven R. Fox	—	—	—	—	—	—	—

Narrative Disclosure to the Director Compensation Table

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors’ meetings. There has been no compensation paid to the Company’s sole Director as of September 30, 2010.

Stock Option Plans

We did not have a stock option plan in place as of September 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of December 17, 2010, Abraxis Bioscience, LLC owned all 2,022,500 outstanding shares of the Company’s Common Stock. Bruce Wendel, our sole officer and sole director, did not hold any Common Stock or any options or other rights to acquire the Company’s Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2010, Abraxis advanced funds in the aggregate amount of $16,423 to the Company to cover cash requirements. The unsecured advances are non-interest bearing and are due on demand.

During the fiscal years ended September 30, 2010 and 2009, Dr. Steven R. Fox advanced funds in the amount of $1,025 and $11,444, respectively, to the Company to cover cash requirements. Inclusive of the $1,025 and $11,444, the aggregate principal amount of all loans made by Dr. Steven R. Fox from the Company’s inception to September 30, 2010 was $23,246. The loans were unsecured and payable on demand with interest at the prime rate. In December 2009, pursuant to the stock purchase agreement, the officer’s loan and related accrued interest of $887 were contributed to capital.

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

Audit Fees

The fees incurred for the fiscal years ending September 30, 2010 and 2009 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements was approximately $7,000 and $5,500, respectively.

Audit Related Fees

There were no audit related fees for the fiscal year ended September 30, 2010. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees for the fiscal years ended September 30, 2010 and 2009. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report:

Exhibit Number	Title of Document

3.1	Articles of Incorporation (1)

3.1(i)	Certificate of Correction to Certificate of Incorporation(1)

3.2	Bylaws (1)

14.1	Code of Ethics (2)

23.1	Consent of MSCM LLP

31.1	Certification of principal executive officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on December 12, 2007.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 4, INC.

Dated: December 17, 2010	By:	/s/ BRUCE WENDEL
Bruce Wendel, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ BRUCE WENDEL
Bruce Wendel, President
CEO, CFO, President and Secretary

Dated: December 17, 2010

STALAR 4, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2010

701 Evans Avenue	telephone:	(416) 626-6000
8th Floor	facsimile:	(416) 626-8650
Toronto, Ontario Canada	email:	info@mscm.ca
M9C 1A3	website:	www.mscm.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stalar 4, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Stalar 4, Inc. as of September 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stalar 4, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Signed: /s/ MSCM LLP

Toronto, Ontario

December 13, 2010

STALAR 4, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash	$—	$108

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,000	$10,647
Due to Parent	16,423	—
Loan payable - Officer	—	22,221

Total current liabilities	21,423	32,868

Stockholder’s deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,022,500 issued and outstanding	202	202
Additional paid-in capital	25,031	898
Deficit accumulated during the development stage	(46,656)	(33,860)

Total stockholder’s deficit	(21,423)	(32,760)

	$—	$108

The accompanying notes are an integral part of these financial statements.

STALAR 4, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2010	Year Ended September 30, 2009	November 13, 2007 (Inception) to September 30, 2010
Revenues	$—	$—	$—

General and administrative expenses
Professional fees	9,597	19,977	37,943
Organization costs	—	—	3,453
Interest expense	141	746	887
Sundry	3,058	833	4,373

	12,796	21,556	46,656

Net loss	$(12,796)	$(21,556)	$(46,656)

Loss per common share:
basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,022,500	2,015,904

The accompanying notes are an integral part of these financial statements.

STALAR 4, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2010	Year Ended September 30, 2009	November 13, 2007 (Inception) to September 30, 2010
Cash flows from operating activities:
Net loss	$(12,796)	$(21,556)	$(46,656)
(Decrease) increase in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	(4,760)	8,778	5,887

Net cash used in operating activities	(17,556)	(12,778)	(40,769)

Cash flows from financing activities:
Due to Parent	16,423	—	16,423
Loan payable -Officer	1,025	11,444	23,246
Proceeds from issuance of common stock	—	900	1,100

Net cash provided by financing activities	17,448	12,344	40,769

Net decrease in cash	(108)	(434)	—
Cash, beginning of period	108	542	—

Cash, end of period	$—	$108	$—

Supplemental cash flow information:
Non-cash investing and financing activities
Officer’s loan contributed to capital	$24,133	$—	$24,133

The accompanying notes are an integral part of these financial statements.

STALAR 4, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—
Shares issued for cash, at par $.0001	2,000,000	200	—	—	200
Net loss for the period	—	—	—	(12,304)	(12,304)

Balance, September 30, 2008	2,000,000	200	—	(12,304)	(12,104)
Shares issued for cash, at $.04 per share	22,500	2	898	—	900
Net loss for the year	—	—	—	(21,556)	(21,556)

Balance, September 30, 2009	2,022,500	$202	$898	$(33,860)	$(32,760)
Officer’s loan contributed to capital	—	—	24,133	—	24,133
Net loss for the year	—	—	—	(12,796)	(12,796)

Balance, September 30, 2010	2,022,500	$202	$25,031	$(46,656)	$(21,423)

The accompanying notes are an integral part of these financial statements.

STALAR 4, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses, due to parent and loan payable-officer. The carrying value approximates fair value due to the short maturity of these instruments.

NOTE C – PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock. As of September 30, 2010 and 2009, there was no preferred stock outstanding. The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend, preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

STALAR 4, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

NOTE D – INCOME TAXES

As of September 30, 2010, there were loss carryforwards for Federal income tax purposes of approximately $47,000, available to offset future taxable income. The carryforwards begin to expire in 2028. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of September 30, 2010 and 2009, the Company had a deferred tax asset amounting to approximately $16,000 and $11,000, respectively. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount. As of September 30, 2010 and 2009, we did not recognize any assets or liabilities relative to uncertain tax positions.

Certain provisions of the tax law may limit net operating loss carryforwards available for use in any given year in the event of a significant change in ownership. See Note G.

NOTE E – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805 which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. The intent of the amendment is to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard was effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which was our 2010 fiscal year beginning October 1, 2009. Our adoption will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued accounting guidance regarding noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary or affiliate and for the deconsolidation of a subsidiary or affiliate. It clarifies that a noncontrolling interest in a subsidiary or affiliate is an ownership interest in the consolidated entity that should be reported as equity in the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations and changes in equity for all periods presented. This standard was effective as of the beginning of an entity’s fiscal year beginning after December 15, 2008, which was our 2010 fiscal year beginning October 1, 2009. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

In June 2009, the FASB issued new guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB ACCOUNTING STANDARDS CODIFICATION (TM) (Codification) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This Statement was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

STALAR 4, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

NOTE F – RELATED PARTY TRANSACTIONS

Due to Parent

The Company has received cash advances from the Parent to help fund the Company’s operations. The unsecured advances are non-interest bearing and are due on demand.

Loan Payable – Officer

The officer had advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate.

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.

NOTE G – EQUITY TRANSACTIONS

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