Form 10-K/A
period 2010-09-30
Stalar 4, Inc.
filed 2011-02-08
CIK 1419982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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
Common Stock, $0.0001 Par Value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
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

ITEM 8. FINANCIAL STATEMENTS
ITEM 9A(T). CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIALS STATEMENTS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE
Stalar 4, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) with the Securities and Exchange Commission (the “SEC”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the SEC on December 17, 2010 (the “Original Report”). The Company previously filed Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) on February 2, 2011. Amendment No. 1 amended and restated Item 9A(T). Internal Controls and Procedures and the Report of Independent Registered Public Accounting Firm. The amended Report of Independent Registered Public Accounting Firm was presented in Amendment No. 1 and the accompanying financial statements and notes were not included, resulting in Item 8 of Amendment No. 1 being incomplete. This Amendment includes all of the contents of Amendment No. 1 and additionally includes financial statements and schedules in order to include all of the required elements of Item 8. The financial statements and schedules have not been amended, updated or otherwise modified from the Original Report. Currently dated certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment as required by Rule 12b-15 under the Securities Exchange Act of 1934.
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

1

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

2

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

3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 4, INC.
Dated: February 8, 2011	By:	/s/ Perry Karsen
Perry Karsen, President and Director

4

STALAR 4, INC.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS
PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2010

701 Evans Avenue 8th Floor Toronto, Ontario Canada M9C 1A3	telephone: (416) 626-6000 facsimile: (416) 626-8650 email: info@mscm.ca website: www.mscm.ca
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
Signed: /s/ MSCM LLP
Toronto, Ontario
December 13, 2010

STALAR 4, INC.
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash	$—	$108

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,000	$10,647
Due to Parent	16,423	—
Loan payable — Officer	—	22,221

Total current liabilities	21,423	32,868

Stockholder’s deficit
Preferred stock — $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.0001 par value; 75,000,000 shares authorized; 2,022,500 issued and outstanding	202	202
Additional paid-in capital	25,031	898
Deficit accumulated during the development stage	(46,656)	(33,860)

Total stockholder’s deficit	(21,423)	(32,760)

	$—	$108

The accompanying notes are an integral part of these financial statements.

STALAR 4, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			November 13, 2007
	Year Ended	Year Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Revenues	$—	$—	$—

General and administrative expenses
Professional fees	9,597	19,977	37,943
Organization costs	—	—	3,453
Interest expense	141	746	887
Sundry	3,058	833	4,373

	12,796	21,556	46,656

Net loss	$(12,796)	$(21,556)	$(46,656)

Loss per common share:
basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,022,500	2,015,904

The accompanying notes are an integral part of these financial statements.

STALAR 4, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			November 13, 2007
	Year Ended	Year Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(12,796)	$(21,556)	$(46,656)
(Decrease) increase in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	(4,760)	8,778	5,887

Net cash used in operating activities	(17,556)	(12,778)	(40,769)

Cash flows from financing activities:
Due to Parent	16,423	—	16,423
Loan payable – Officer	1,025	11,444	23,246
Proceeds from issuance of common stock	—	900	1,100

Net cash provided by financing activities	17,448	12,344	40,769

Net decrease in cash	(108)	(434)	—
Cash, beginning of period	108	542	—

Cash, end of period	$—	$108	$—

Supplemental cash flow information:
Non-cash investing and financing activities
Officer’s loan contributed to capital	$24,133	$—	$24,133

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

STALAR 4, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
NOTE A — NATURE OF BUSINESS AND BASIS OF PRESENTATION
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
NOTE C — PREFERRED STOCK
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
NOTE D — INCOME TAXES
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
NOTE E — RECENTLY ISSUED ACCOUNTING STANDARDS
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

NOTE F — RELATED PARTY TRANSACTIONS
Due to Parent
The Company has received cash advances from the Parent to help fund the Company’s operations. The unsecured advances are non-interest bearing and are due on demand.
Loan Payable — Officer
The officer had advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate.
Equity Transaction
In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.
NOTE G — EQUITY TRANSACTIONS
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